Form 10-K/A
STRUCTURED ASSET SEC CORP MORT PASS THR CERTS SER 2002-BC8
filed 2003-06-27
CIK 1202825

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A
                                    Amendment No. 1


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-92140


        Amortizing Residential Collateral Trust
        Mortgage Pass-Through Certificates
        Series 2002-BC8 Trust

       (Exact name of registrant as specified in its charter)



   New York                                       52-2383378
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

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Aurora Loan Srvcs Inc, as Servicer <F1>
       b) Ocwen Federal Bank FSB, as Servicer <F1>
       c) Option One Mortgage Corp., as Servicer <F1>
       d) Fairbanks Capital Corp, as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Aurora Loan Srvcs Inc, as Servicer <F1>
       b) Ocwen Federal Bank FSB, as Servicer <F1>
       c) Option One Mortgage Corp., as Servicer <F1>
       d) Fairbanks Capital Corp, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Aurora Loan Srvcs Inc, as Master Servicer <F1>


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



  <F1> Filed herewith.




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

  Dated: June 2, 2003

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


      Date: June 2, 2003


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